Form 10-Q
period 1996-06-30
SWIFT ENERGY OPERATING PARTNERS 1995-A LTD
filed 1996-08-14
CIK 949656

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended  JUNE 30, 1996

                                       OR

    [   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _______________ to ____________

                     Commission File number:  33-37983--33


                  SWIFT ENERGY OPERATING PARTNERS 1995-A, LTD.
             (Exact name of registrant as specified in its charter)


                 TEXAS                                            76-0456863
(State or other jurisdiction of organization)     (I.R.S. Employer Identification No.)


                       16825 NORTHCHASE DRIVE, SUITE 400
                              HOUSTON, TEXAS 77060
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (713)874-2700
              (Registrant's telephone number, including area code)

                                      NONE
           (Former name, former address and former fiscal year, if
                         changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No
   ----        ----

                  SWIFT ENERGY OPERATING PARTNERS 1995-A, LTD.

                                     INDEX




PART I.    FINANCIAL INFORMATION                                                                PAGE


      ITEM 1.    FINANCIAL STATEMENTS

            Balance Sheets

                - June 30, 1996 and December 31, 1995                                             3

            Statements of Operations

                - Three month period ended June 30, 1996 and the period
                  from inception (April 28, 1995) through June 30, 1995

                - Six month period ended June 30, 1996 and the period
                  from inception (April 28, 1995) through June 30, 1995                           4

            Statements of Cash Flows

                - Six month period ended June 30, 1996 and the period
                - from inception (April 28, 1995) through June 30, 1995                           5

            Notes to Financial Statements                                                         6

      ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS                                          9

PART II.    OTHER INFORMATION                                                                    10


SIGNATURES                                                                                       11

                  SWIFT ENERGY OPERATING PARTNERS 1995-A, LTD.
                                 BALANCE SHEETS



                                                                             JUNE 30,          DECEMBER 31,
                                                                               1996                1995
                                                                          ---------------      --------------
                                                                            (Unaudited)
ASSETS:

Current Assets:
     Cash and cash equivalents                                            $     1,085,603      $    1,171,454
     Oil and gas sales receivable                                                 161,024             204,851
     Other                                                                         13,369                  --
                                                                          ---------------      --------------
          Total Current Assets                                                  1,259,996           1,376,305
                                                                          ---------------      --------------
Oil and Gas Properties, using full cost
     accounting                                                                 3,037,867           2,783,396
Less-Accumulated depreciation, depletion
     and amortization                                                            (250,065)           (136,641)
                                                                          ---------------      --------------
                                                                                2,787,802           2,646,755
                                                                          ---------------      --------------
                                                                          $     4,047,798      $    4,023,060
                                                                          ===============      ==============

LIABILITIES AND PARTNERS' CAPITAL:

Current Liabilities:
     Accounts payable and accrued liabilities                             $        93,116      $      211,545
     Payable related to property acquisitions                                     251,840              91,834
                                                                          ---------------      --------------
          Total Current Liabilities                                               344,956             303,379
                                                                          ---------------      --------------

Partners' Capital                                                               3,702,842           3,719,681
                                                                          ---------------      --------------
                                                                          $     4,047,798      $    4,023,060
                                                                          ===============      ==============





                See accompanying notes to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1995-A, LTD.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)





                                                                   FROM                              FROM
                                                                 INCEPTION                         INCEPTION
                                                  THREE         (APRIL 28,           SIX          (APRIL 28,
                                                 MONTHS            1995)           MONTHS            1995)
                                                  ENDED           THROUGH           ENDED           THROUGH
                                                JUNE 30,         JUNE 30,         JUNE 30,         JUNE 30,
                                                  1996             1995             1996             1995
                                            --------------   --------------   --------------   --------------
REVENUES:
   Oil and gas sales                        $      228,424   $      157,503   $      406,834   $      157,503
   Interest income                                  13,649           18,835           27,639           18,835
   Other                                             6,476              568            8,518              568
                                            --------------   --------------   --------------   --------------
                                                   248,549          176,906          442,991          176,906
                                            --------------   --------------   --------------   --------------

COSTS AND EXPENSES:
   Lease operating                                  44,852           25,893           86,910           25,893
   Production taxes                                  9,473           13,650           18,919           13,650
   Depreciation, depletion
      and amortization                              51,881               --          113,424               --
   General and administrative                       21,425           75,796           45,305           75,796
                                            --------------   --------------   --------------   --------------
                                                   127,631          115,339          264,558          115,339
                                            --------------   --------------   --------------   --------------
NET INCOME (LOSS)                           $      120,918   $       61,567   $      178,433   $       61,567
                                            ==============   ==============   ==============   ==============

LIMITED PARTNERS' NET INCOME (LOSS)
   PER UNIT                                 $          .03   $          .02   $          .05   $          .02
                                            ==============   ==============   ==============   ==============





                 See accompanying note to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1995-A, LTD.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                                           FROM
                                                                                                        INCEPTION
                                                                                   SIX                 (APRIL 28,
                                                                                  MONTHS                  1995)
                                                                                  ENDED                  THROUGH
                                                                                 JUNE 30,                JUNE 30,
                                                                                   1996                    1995
                                                                             --------------         ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                            $      178,433         $        61,567
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                      113,424                      --
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                          43,827                (143,853)
        (Increase) decrease in other current assets                                 (13,369)                 (7,177)
        Increase (decrease) in accounts payable
          and accrued liabilities                                                  (118,429)                 68,496
                                                                             --------------         ---------------
      Net cash provided by (used in) operating activities                           203,886                 (20,967)
                                                                             --------------         ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                             (94,465)             (2,331,843)
                                                                             --------------         ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Capital Contributions                                                                --               4,431,555
    Syndication Costs                                                                    --                (738,593)
    Cash distributions to partners                                                 (195,272)                     --
                                                                             --------------         ---------------
    Net Cash provided by (used in) financing activities                            (195,272)              3,692,962
                                                                             --------------         ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                (85,851)              1,340,152
                                                                             --------------         ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  1,171,454                      --
                                                                             --------------         ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $    1,085,603         $     1,340,152
                                                                             ==============         ===============
Supplemental disclosure of noncash investing and financing activities:
  Oil and gas properties acquired which were paid for
  in a subsequent period                                                     $      251,840         $       136,963
                                                                             ==============         ===============





                See accompanying notes to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1995-A, LTD.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1)      GENERAL INFORMATION -

                 The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1995 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are, in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

(2)      ORGANIZATION AND TERMS OF PARTNERSHIP AGREEMENT -

                 Swift Energy Operating Partners 1995-A, Ltd., a Texas limited partnership (the Partnership), was formed on April 28, 1995, for the purpose of purchasing and operating producing oil and gas properties within the continental United States and Canada. Swift Energy Company ("Swift"), a Texas corporation, and VJM Corporation ("VJM"), a California corporation, serve as Managing General Partner and Special General Partner of the Partnership, respectively. The sole limited partner of the Partnership is Swift Depositary Company, which has assigned all of its beneficial (but not of record) rights and interest as limited partner to the investors in the Partnership ("Interest Holders"), in the form of Swift Depositary Interests ("SDIs").

                 The Managing General Partner has paid or will pay out of its own corporate funds (as a capital contribution to the Partnership) all selling commissions, offering expenses, printing, legal and accounting fees and other formation costs incurred in connection with the offering of SDIs and the formation of the Partnership, for which the Managing General Partner will receive an interest in continuing costs and revenues of the Partnership. The 239 interest holders made total capital contributions of $3,692,962.

                 Generally, all continuing costs (including development costs, operating costs, general and administrative reimbursements and direct expenses) and revenues are allocated 85 percent to the interest holders and 15 percent to the general partners. After partnership payout, as defined in the Partnership Agreement, continuing costs and revenues will be shared 75 percent by the interest holders, and 25 percent by the general partners.

(3)      SIGNIFICANT ACCOUNTING POLICIES -

         USE OF ESTIMATES--

                 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates.

         OIL AND GAS PROPERTIES --

                 For financial reporting purposes the Partnership follows the "full-cost" method of accounting for oil and gas property costs.
         Under this method of accounting, all productive and nonproductive costs incurred in the acquisition and development of oil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment and certain general and administrative costs directly associated with acquisition and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No general and administrative costs were capitalized during the six months ended June 30, 1996 and 1995.

                  SWIFT ENERGY OPERATING PARTNERS 1995-A, LTD.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


                 Future development, site restoration, dismantlement and abandonment costs, net of salvage values, are estimated on a property-by-property basis based on current economic conditions and are amortized to expense as the Partnership's capitalized oil and gas property costs are amortized.

                 The unamortized cost of oil and gas properties is limited to the "ceiling limitation" (calculated separately for the Partnership, limited partners and general partners). The "ceiling limitation" is calculated on a quarterly basis and represents the estimated future net revenues from proved properties using current prices, discounted at ten percent, and the lower of cost or fair value of unproved properties. Proceeds from the sale or disposition of oil and gas properties are treated as a reduction of oil and gas property costs with no gains or losses being recognized except in significant transactions.

                 The Partnership computes the provision for depreciation, depletion and amortization of oil and gas properties on the units-of-production method. Under this method, the provision is calculated by multiplying the total unamortized cost of oil and gas properties, including future development, site restoration, dismantlement and abandonment costs, by an overall amortization rate that is determined by dividing the physical units of oil and gas produced during the period by the total estimated units of proved oil and gas reserves at the beginning of the period.

                 The calculation of the "ceiling limitation" and the provision for depreciation, depletion and amortization is based on estimates of proved reserves. There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting the future rates of production, timing and plan of development. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing and production subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities of oil and gas that are ultimately recovered.

(4)      RELATED-PARTY TRANSACTIONS -

                 Effective April 28, 1995, the Partnership entered into a Net Profits and Overriding Royalty Interest Agreement ("NP/OR Agreement") with Swift Energy Pension Partners 1995-A, Ltd. (Pension Partnership), an affiliated partnership managed by Swift for the purpose of acquiring interests in producing oil and gas properties. Under the terms of the NP/OR Agreement, the Partnership has conveyed to the Pension Partnership a nonoperating interest in the aggregate net profits (i.e., oil and gas sales net of related operating costs) of the properties acquired equal to the Pension Partnership's proportionate share of the property acquisition costs.

(5)      VULNERABILITY DUE TO CERTAIN CONCENTRATIONS -

                 The Company's revenues are primarily the result of sales of its oil and natural gas production. Market prices of oil and natural gas may fluctuate and adversely affect operating results.

                 The Partnership extends credit to various companies in the oil and gas industry which results in a concentration of credit risk.
         This concentration of credit risk may be affected by changes in economic or other conditions and may accordingly impact the Partnership's overall credit risk. However, the Managing General Partner believes that the risk is mitigated by the size, reputation, and nature of the companies to which the Partnership extends credit. In addition, the Partnership generally does not require collateral or other security to support customer receivables.

                  SWIFT ENERGY OPERATING PARTNERS 1995-A, LTD.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


(6)      FAIR VALUE OF FINANCIAL INSTRUMENTS -

                 The Partnership's financial instruments consist of cash and cash equivalents and short-term receivables and payables. The carrying amounts approximate fair value due to the highly liquid nature of the short-term instruments.

                  SWIFT ENERGY OPERATING PARTNERS 1995-A, LTD.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


GENERAL

      The Partnership was formed for the purpose of investing in producing oil and gas properties located within the continental United States and Canada. In order to accomplish this, the Partnership goes through two distinct yet overlapping phases with respect to its liquidity and result of operations.
When the Partnership is formed, it commences its "acquisition" phase, with all funds placed in short-term investments until required for such property acquisitions. The interest earned on these pre-acquisition investments becomes the primary cash flow source for initial Interest Holder distributions. As the Partnership acquires producing properties, net cash from operations becomes available for distribution, along with the investment income. After partnership funds have been expended on producing oil and gas properties, the Partnership enters its "operations" phase. During this phase, oil and gas sales generate substantially all revenues, and distributions to Interest Holders reflect those revenues less all associated partnership expenses. The Partnership may also derive proceeds from the sale of acquired oil and gas properties, when the sale of such properties is economically appropriate or preferable to continued operation.

LIQUIDITY AND CAPITAL RESOURCES

      The Partnership has expended approximately 69 percent of the Interest Holder's commitments available for property acquisitions by acquiring producing oil and gas properties.

      The Partnership does not allow for additional assessments from the partners or Interest Holders to fund capital requirements. However, funds are available from partnership revenues, borrowings or proceeds from the sale of partnership property. The Managing General Partner believes that the funds currently available to the Partnership will be adequate to meet any anticipated capital requirements.

RESULTS OF OPERATIONS

      The Partnership was formed effective April 28, 1995, and accordingly, there were limited operations in the corresponding periods in 1995 to compare with the three and six months ended June 30, 1996.

      During 1996, partnership revenues and costs will be shared between the Interest Holders and general partners in an 85:15 ratio.

                  SWIFT ENERGY OPERATING PARTNERS 1995-A, LTD.
                          PART II - OTHER INFORMATION




ITEM 5.    OTHER INFORMATION


                                     -NONE-

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            SWIFT ENERGY OPERATING
                                            PARTNERS 1995-A, LTD.
                                            (Registrant)

                                  By:       SWIFT ENERGY COMPANY
                                            Managing General Partner

Date:     August 9, 1996          By:       /s/ John R. Alden
          --------------                    -----------------------------------
                                            John R. Alden
                                            Senior Vice President, Secretary
                                            and Principal Financial Officer

Date:     August 9, 1996          By:       /s/ Alton D. Heckaman, Jr.
          --------------                    -----------------------------------
                                            Alton D. Heckaman, Jr.
                                            Vice President, Controller
                                            and Principal Accounting Officer

                               Index to Exhibits

Exhibit
Number                            Description
- - ------                            -----------
  27             Financial Data Schedule