Form 10-Q
period 1996-09-30
SWIFT ENERGY OPERATING PARTNERS 1995-A LTD
filed 1996-11-13
CIK 949656

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________________ to ________________

                       Commission File number: 33-37983-33


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

                                      INDEX


PART I.    FINANCIAL INFORMATION                                                                                PAGE


      ITEM 1.    Financial Statements

            Balance Sheets

                - September 30, 1996         and December 31, 1995                                                 3

            Statements of Operations

                - Three month period ended September 30 1996 and 1995

                - Nine month period ended September 30, 1996 and the period
                - from inception (April 28, 1995) through September 30, 1995                                       4

            Statements of Cash Flows

                - Nine month period ended September 30, 1996 and the period
                - from inception (April 28, 1995) through September 30, 1995                                       5

            Notes to Financial Statements                                                                          6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                                           8

PART II.    OTHER INFORMATION                                                                                      9


SIGNATURES                                                                                                         10

                  SWIFT ENERGY OPERATING PARTNERS 1995-A, LTD.
                                 BALANCE SHEETS

                                                                                        September 30,        December 31,
                                                                                             1996                 1995
                                                                                       --------------       --------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $    1,051,300       $    1,171,454
              Oil and gas sales receivable                                                    192,456              204,851
              Other                                                                                                 13,229
                                                                                       --------------       --------------
                   Total Current Assets                                                     1,256,985            1,376,305
                                                                                       --------------       --------------
         Oil and Gas Properties, using full cost
              accounting                                                                    2,997,260            2,783,396
         Less-Accumulated depreciation, depletion
              and amortization                                                               (293,715)            (136,641)
                                                                                       --------------       --------------
                                                                                            2,703,545            2,646,755
                                                                                       --------------       --------------
                                                                                       $    3,960,530       $    4,023,060
                                                                                       ==============       ==============

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts payable and accrued liabilities                                 $       67,923       $      211,545
              Payable related to property acquisitions                                        208,398               91,834
                                                                                       --------------       --------------
                   Total Current Liabilities                                                  276,321              303,379
                                                                                       --------------       --------------

         Partners' Capital                                                                  3,684,209            3,719,681
                                                                                       --------------       --------------
                                                                                       $    3,960,530       $    4,023,060
                                                                                       ==============       ==============


                 See accompanying notes to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1995-A, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                           From
                                                                                                        Inception
                                                                                      Nine              (April 28,
                                                      Three Months Ended             Months                1995)
                                                         September 30,               Ended               Through
                                              ---------------------------------   September 30,        September 30,
                                                     1996             1995            1996                 1995
                                              ---------------   ----------------  ---------------      ---------------

REVENUES:
   Oil and gas sales                          $       201,249   $        89,767  $       608,083      $       247,270
   Interest income                                     13,229            18,194           40,868               37,029
   Other income                                         2,868             2,088           11,386                2,656
                                              ---------------   ---------------  ---------------      ---------------
                                                      217,346           110,049          660,337              286,955
                                              ---------------   ---------------  ---------------      ---------------

COSTS AND EXPENSES:
   Lease Operating                                     43,398            54,055          130,308               79,948
   Production taxes                                    10,578             2,815           29,498               16,465
   Depreciation, depletion
     and amortization                                  43,650            24,568          157,074               24,568
   General and administrative                          17,052            14,989           62,357               90,785
                                              ---------------   ---------------  ---------------      ---------------
                                                      114,678            96,427          379,237              211,766
                                              ---------------   ---------------  ---------------      ---------------
NET INCOME (LOSS)                             $       102,668   $        13,622  $       281,100      $        75,189
                                              ===============   ===============  ===============      ===============



Limited Partners' net income (loss)
              per unit                        $           .03   $            --  $           .08      $           .02
                                              ===============   ===============  ===============      ===============


                 See accompanying note to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1995-A, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                             From
                                                                                                          Inception
                                                                                     Nine                 (April 28,
                                                                                    Months                   1995)
                                                                                    Ended                  Through
                                                                                 September 30,           September 30,
                                                                                      1996                    1995
                                                                                --------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $      281,100          $        75,189
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                         157,074                   24,568
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                             12,395                  (86,952)
        (Increase) decrease in other current assets                                    (13,229)                 (18,529)
        Increase (decrease) in accounts payable
          and accrued liabilities                                                     (143,622)                 125,205
                                                                                --------------           ---------------
               Net cash provided by (used in) operating activities                     293,718                  119,481
                                                                                --------------           ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                (97,300)              (2,564,383)
                                                                                ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Capital contributions                                                                   --                4,431,555
    Syndication costs                                                                       --                 (738,592)
    Cash distributions to partners                                                    (316,572)                 (34,110)
                                                                                --------------          ---------------
               Net cash provided by (used in) financing activities                    (316,572)               3,658,853
                                                                                --------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (120,154)               1,213,951
                                                                                --------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     1,171,454                       --
                                                                                --------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $    1,051,300          $     1,213,951
                                                                                ==============          ===============
Supplemental disclosure of noncash investing and financing activities:
     Oil and gas properties acquired which were paid for
     in a subsequent period.                                                    $      208,398          $        59,007
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

      Use of Estimates --

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

     Oil and Gas Properties --

                  For financial reporting purposes the Partnership follows the "full-cost" method of accounting for oil and gas property costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition and development of oil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment and certain general and administrative costs directly associated with acquisition and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No general and administrative costs were capitalized during the nine months ended September 30, 1996 and 1995.

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

(4)  Related-Party Transactions -

                  Effective April 28, 1995, the Partnership entered into a Net Profits and Overriding Royalty Interest Agreement ("NP/OR Agreement") with Swift Energy Pension Partners 1995-A, Ltd. (Pension Partnership), an affiliated partnership managed by Swift for the purpose of acquiring nonoperating interests in producing oil and gas properties. Under the terms of the NP/OR Agreement, the Partnership will convey to the Pension Partnership a nonoperating interest in the aggregate net profits (i.e., oil and gas sales net of related operating costs) of the properties acquired equal to the Pension Partnership's proportionate share of the property acquisition costs.

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

LIQUIDITY AND CAPITAL RESOURCES

      The Partnership has expended approximately 74 percent of the Interest Holders' commitments available for property acquisitions by acquiring producing oil and gas properties.

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

RESULTS OF OPERATIONS

     The Partnership was formed effective April 28, 1995, and accordingly, there were limited operations in the corresponding periods in 1995 to compare with the three and nine months ended September 30, 1996.

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


                                               SWIFT ENERGY OPERATING
                                               PARTNERS 1995-A, LTD.
                                               (Registrant)

                                    By:        SWIFT ENERGY COMPANY
                                               Managing General Partner


Date:  November 6, 1996             By:        /s/ John R. Alden
       ----------------                        --------------------------------
                                               John R. Alden
                                               Senior Vice President, Secretary
                                               and Principal Financial Officer

Date:  November 6, 1996             By:        /s/ Alton D. Heckaman, Jr.
       ----------------                        --------------------------------
                                               Alton D. Heckaman, Jr.
                                               Vice President, Controller
                                               and Principal Accounting Officer