Form 10-Q/A
period 1996-09-30
SWIFT ENERGY OPERATING PARTNERS 1995-A LTD
filed 1996-11-15
CIK 949656

                            AMENDMENT #1 TO FORM 10-Q


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

                For the transition period from _____________ to ________________

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

Yes  X      No
   ----       ----

                  SWIFT ENERGY OPERATING PARTNERS 1995-A, LTD.
                                 BALANCE SHEETS


                                                                                           September 30,        December 31,
                                                                                               1996                 1995
                                                                                       ---------------     ----------------
                                                                                            (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $    1,051,300       $    1,171,454
              Oil and gas sales receivable                                                    192,456              204,851
              Other                                                                            13,229                   --
                                                                                       ---------------     ----------------
                   Total Current Assets                                                     1,256,985            1,376,305
                                                                                       ---------------     ----------------
         Oil and Gas Properties, using full cost
              accounting                                                                    2,997,260            2,783,396
         Less-Accumulated depreciation, depletion
              and amortization                                                               (293,715)            (136,641)
                                                                                       ---------------     ----------------
                                                                                            2,703,545            2,646,755
                                                                                       ---------------     ----------------
                                                                                       $    3,960,530       $    4,023,060
                                                                                       ===============     ================

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts payable and accrued liabilities                                 $       67,923       $      211,545
              Payable related to property acquisitions                                        208,398               91,834
                                                                                       ---------------     ----------------
                   Total Current Liabilities                                                  276,321              303,379
                                                                                       ---------------     ----------------

         Partners' Capital                                                                  3,684,209            3,719,681
                                                                                       ---------------     ----------------
                                                                                       $    3,960,530       $    4,023,060
                                                                                       ===============     ================


                 See accompanying notes to financial statements.

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


Date:  November 14, 1996              By:        /s/ John R. Alden
       ----------------                         --------------------------------
                                                John R. Alden
                                                Senior Vice President, Secretary
                                                and Principal Financial Officer

Date:  November 14, 1996              By:        /s/ Alton D. Heckaman, Jr.
       ----------------                         --------------------------------
                                                Alton D. Heckaman, Jr.
                                                Vice President, Controller
                                                and Principal Accounting Officer