Form 10-Q
period 1997-03-31
SWIFT ENERGY OPERATING PARTNERS 1995-A LTD
filed 1997-05-12
CIK 949656

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to _________________

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

                                  (281)874-2700
              (Registrant's telephone number, including area code)

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                     PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - March 31, 1997 and December 31, 1996                 3

            Statements of Operations

                - Three month periods ended March 31, 1997 and 1996    4

            Statements of Cash Flows

                - Three month periods ended March 31, 1997 and 1996    5

            Notes to Financial Statements                              6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations               8

PART II.    OTHER INFORMATION                                          9


SIGNATURES                                                            10

                  SWIFT ENERGY OPERATING PARTNERS 1995-A, LTD.
                                 BALANCE SHEETS



                                                                                          March 31,          December 31,
                                                                                            1997                 1996
                                                                                       --------------       --------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      803,080       $      837,862
              Oil and gas sales receivable                                                    276,232              244,981
              Other                                                                             9,978                   --
                                                                                       --------------       --------------
                   Total Current Assets                                                     1,089,290            1,082,843
                                                                                       --------------       --------------
         Oil and Gas Properties, using full cost
              accounting                                                                    3,232,893            3,221,030
         Less-Accumulated depreciation, depletion
              and amortization                                                               (816,112)            (362,402)
                                                                                       --------------       --------------
                                                                                            2,416,781            2,858,628
                                                                                       --------------       --------------
                                                                                       $    3,506,071       $    3,941,471
                                                                                       ==============       ==============

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts payable and accrued liabilities                                 $       76,938       $       48,169
              Payable related to property acquisitions                                        204,721              204,721
                                                                                       --------------       --------------
                   Total Current Liabilities                                                  281,659              252,890
                                                                                       --------------       --------------

         Deferred Revenues                                                                      7,170                7,170

         Partners' Capital                                                                  3,217,242            3,681,411
                                                                                       --------------       --------------
                                                                                       $    3,506,071       $    3,941,471
                                                                                       ==============       ==============


                 See accompanying notes to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1995-A, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                          Three Months Ended
                                                                                              March 31,
                                                                                 ---------------------------------
                                                                                      1997               1996
                                                                                 ---------------   ---------------
         REVENUES:
             Oil and gas sales                                                   $       205,834   $       178,410
             Interest income                                                               9,978            13,990
             Other                                                                         1,586             2,042
                                                                                 ---------------   ---------------
                                                                                         217,398           194,442
                                                                                 ---------------   ---------------
         COSTS AND EXPENSES:
             Lease operating                                                              54,390            42,058
             Production taxes                                                              8,948             9,446
             Depreciation, depletion
              and amortization -
                 Normal provision                                                         50,338            61,543
                 Additional provision                                                    403,372                --
             General and administrative                                                   23,498            23,880
                                                                                 ---------------   ---------------
                                                                                         540,546           136,927
                                                                                 ---------------   ---------------

         NET INCOME (LOSS)                                                       $      (323,148)  $        57,515
                                                                                 ===============   ===============


         Limited Partners' net income (loss)
             per unit

         March 31, 1997                       $          (.09)
                                              ===============
         March 31, 1996                       $           .02
                                              ===============


                 See accompanying note to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1995-A, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                ---------------------------------------
                                                                                       1997                    1996
                                                                                ----------------        ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $       (323,148)       $        57,515
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                           453,710                 61,543
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                              (31,251)                34,102
        Increase (decrease) in other current assets                                       (9,978)               (13,734)
        Increase (decrease) in accounts payable
          and accrued liabilities                                                         28,769               (145,661)
                                                                                ----------------        ---------------
               Net cash provided by (used in) operating activities                       118,102                 (6,235)
                                                                                ----------------        ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                  (11,863)                (6,934)
                                                                                ----------------        ---------------
CASH FLOWS FROM FINANCINGACTIVITIES:
    Cash distributions to partners                                                      (141,021)               (86,087)
                                                                                ----------------        ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (34,782)               (99,256)
                                                                                ----------------        ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         837,862              1,171,454
                                                                                ----------------        ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $        803,080        $     1,072,198
                                                                                ================        ===============
Oil and gas properties acquired which were
    paid for in a subsequent period                                             $        204,721        $            --
                                                                                ================        ===============


                 See accompanying notes to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1995-A, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  General Information -

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1996 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are, in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

(2)  Organization and Terms of Partnership Agreement -

                  Swift Energy Operating Partners 1995-A, Ltd., a Texas limited partnership ("the Partnership"), was formed on April 28, 1995, for the purpose of purchasing and operating producing oil and gas properties within the continental United States and Canada. Swift Energy Company ("Swift"), a Texas corporation, and VJM Corporation ("VJM"), a California corporation, serve as Managing General Partner and Special General Partner of the Partnership, respectively. The sole limited partner of the Partnership is Swift Depositary Company, which has assigned all of its beneficial (but not of record) rights and interest as limited partner to the investors in the Partnership ("Interest Holders"), in the form of Swift Depositary Interests ("SDIs").

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

     Oil and Gas Properties --

                  For financial reporting purposes the Partnership follows the "full-cost" method of accounting for oil and gas property costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition and development of oil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment and certain general and administrative costs directly associated with acquisition and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No general and administrative costs were capitalized during the three months ended March 31, 1997 and 1996.

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

(4)  Related-Party Transactions -

                  Effective April 28, 1995, the Partnership entered into a Net Profits and Overriding Royalty Interest Agreement ("NP/OR Agreement") with Swift Energy Pension Partners 1995-A, Ltd. ("Pension Partnership"), an affiliated partnership managed by Swift for the purpose of acquiring interests in producing oil and gas properties. Under the terms of the NP/OR Agreement, the Partnership has conveyed to the Pension Partnership a nonoperating interest in the aggregate net profits (i.e., oil and gas sales net of related operating costs) of the properties acquired equal to the Pension Partnership's proportionate share of the property acquisition costs.

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

LIQUIDITY AND CAPITAL RESOURCES

      The Partnership has expended approximately 74 percent of the Interest Holder's commitments available for property acquisitions by acquiring producing oil and gas properties.

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

RESULTS OF OPERATIONS

     Oil and gas sales increased $27,424 or 15 percent in the first quarter of 1997 when compared to the same period in 1996, primarily due to increased gas and oil prices. An increase in gas prices of 16 percent or $.49/MCF and in oil prices of 52 percent or $7.12/BBL had a significant impact on partnership performance. Also, first quarter gas production increased 14 percent further contributing to the increased revenues. Current quarter oil production declined 32 percent when compared to first quarter 1996 production volumes, partially offsetting the effect of increased gas and oil prices.

      Associated depreciation expense decreased 18 percent or $11,205.

      The Partnership recorded an additional provision in depreciation, depletion and amortization in the first quarter of 1997 for $403,372 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission. Using prices in effect at March 31, 1997, the Partnership would have recorded an additional provision at March 31, 1997 in the amount of $745,804.

      During 1997, partnership revenues and costs will be shared between the Interest Holders and general partners in an 85:15 ratio.

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


                                        SWIFT ENERGY OPERATING
                                        PARTNERS 1995-A, LTD.
                                        (Registrant)

                             By:        SWIFT ENERGY COMPANY
                                        Managing General Partner


Date:     May 5, 1997        By:        /s/ John R. Alden
          -----------                   ------------------------------
                                        John R. Alden
                                        Senior Vice President, Secretary
                                        and Principal Financial Officer

Date:     May 5, 1997        By:        /s/ Alton D. Heckaman, Jr.
          -----------                   ------------------------------
                                        Alton D. Heckaman, Jr.
                                        Vice President, Controller
                                        and Principal Accounting Officer