Form 10-Q
period 1997-06-30
SWIFT ENERGY OPERATING PARTNERS 1995-A LTD
filed 1997-08-11
CIK 949656

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to __________________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                                  PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - June 30, 1997 and December 31, 1996                                              3

            Statements of Operations

                - Three month and six month periods ended June 30, 1997 and 1996                   4

            Statements of Cash Flows

                - Six month periods ended June 30, 1997 and 1996                                   5

            Notes to Financial Statements                                                          6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                           9

PART II.    OTHER INFORMATION                                                                     11


SIGNATURES                                                                                        12

                  SWIFT ENERGY OPERATING PARTNERS 1995-A, LTD.
                                 BALANCE SHEETS



                                                                                          June 30,           December 31,
                                                                                            1997                 1996
                                                                                       --------------       --------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      349,721       $      837,862
              Oil and gas sales receivable                                                    138,909              244,981
              Other                                                                             7,751                   --
                                                                                       --------------       --------------
                   Total Current Assets                                                       496,381            1,082,843
                                                                                       --------------       --------------
         Oil and Gas Properties, using full cost
              accounting                                                                    3,544,910            3,221,030
         Less-Accumulated depreciation, depletion
              and amortization                                                               (877,039)            (362,402)
                                                                                       --------------       --------------
                                                                                            2,667,871            2,858,628
                                                                                       --------------       --------------
                                                                                       $    3,164,252       $    3,941,471
                                                                                       ==============       ==============

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts payable and accrued liabilities                                 $       72,213       $       48,169
              Payable related to property acquisitions                                             --              204,721
                                                                                       --------------       --------------
                   Total Current Liabilities                                                   72,213              252,890
                                                                                       --------------       --------------

         Deferred Revenues                                                                      7,170                7,170

         Partners' Capital                                                                  3,084,869            3,681,411
                                                                                       --------------       --------------
                                                                                       $    3,164,252       $    3,941,471
                                                                                       ==============       ==============


                 See accompanying notes to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1995-A, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                      Three Months Ended                 Six Months Ended
                                                          June 30,                           June 30,
                                              ---------------------------------  ---------------------------------
                                                   1997              1996              1997               1996
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Oil and gas sales                          $       130,072   $       228,424  $       335,906   $       406,834
   Interest income                                      7,751            13,649           17,728            27,639
   Other                                                1,255             6,476            2,841             8,518
                                              ---------------   ---------------  ---------------   ---------------
                                                      139,078           248,549          356,475           442,991
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Lease operating                                     54,559            44,852          108,949            86,910
   Production taxes                                     2,853             9,473           11,801            18,919
   Depreciation, depletion
      and amortization -
        Normal provision                               37,579            51,881           87,917           113,424
        Additional provision                           23,348                --          426,720                --
   General and administrative                          19,140            21,425           42,637            45,305
                                              ---------------   ---------------  ---------------   ---------------
                                                      137,479           127,631          678,024           264,558
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $         1,599   $       120,918  $      (321,549)  $       178,433
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $            --   $           .03  $          (.09)  $           .05
                                              ===============   ===============  ===============   ===============


                 See accompanying notes to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1995-A, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                ---------------------------------------
                                                                                      1997                    1996
                                                                                --------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $     (321,549)         $       178,433
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                         514,637                  113,424
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                            106,072                   43,827
        (Increase) decrease in other current assets                                     (7,751)                 (13,369)
        Increase (decrease) in accounts payable
          and accrued liabilities                                                       24,044                 (118,429)
                                                                                --------------          ---------------
      Net cash provided by (used in) operating activities                              315,453                  203,886
                                                                                --------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                               (528,601)                 (94,465)
                                                                                --------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (274,993)                (195,272)
                                                                                --------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (488,141)                 (85,851)
                                                                                --------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       837,862                1,171,454
                                                                                --------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $      349,721          $     1,085,603
                                                                                ==============          ===============
Supplemental disclosure of noncash investing and financing activities:
  Oil and gas properties acquired which were paid for
  in a subsequent period                                                        $           --          $       251,840
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

      Oil and Gas Properties --

                  For financial reporting purposes the Partnership follows the "full-cost" method of accounting for oil and gas property costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition and development of oil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment and certain general and administrative costs directly associated with acquisition and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No general and administrative costs were capitalized during the six months ended June 30, 1997 and 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

      The Partnership has expended approximately 92 percent of the Interest Holder's commitments available for property acquisitions by acquiring producing oil and gas properties.

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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1997 (current quarter) when compared to the quarter ended June 30, 1996 (corresponding quarter), and for the six months ended June 30, 1997 (current period), when compared to the six months ended June 30, 1996 (corresponding period).

Three Months Ended June 30, 1997 and 1996

     Oil and gas sales declined $98,353 or 43 percent in the second quarter of 1997 when compared to the corresponding quarter in 1996, primarily due to decreased oil and gas production. A decline of 26 percent in oil production and 41 percent in gas production had a significant impact on partnership performance. Also, current quarter gas prices declined 50 percent or $1.34/MCF when compared to second quarter 1996 gas prices, further contributing to decreased revenues.

      Associated depreciation expense decreased 28 percent or $14,302.

     The Partnership recorded an additional provision in depreciation, depletion and amortization in the second quarter of 1997 for $23,348 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

     During 1997, partnership revenues and costs will be shared between the Interest Holders and general partners in an 85:15 ratio.

                  SWIFT ENERGY OPERATING PARTNERS 1994-D, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Six Months Ended June 30, 1997 and 1996

     Oil and gas sales decreased $70,928 or 17 percent in the first six months of 1997 over the corresponding period in 1996. A decline of 28 percent in oil production and 15 percent in gas production were major contributing factors to the decreased revenues for the period. Increased oil prices of 12 percent or $1.88/BBL partially offset the production declines.

      Associated depreciation expense declined 22 percent or $25,507.

     The Partnership recorded an additional provision in depreciation, depletion and amortization in the first six months of 1997 for $426,720 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

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


                                           SWIFT ENERGY OPERATING
                                           PARTNERS 1995-A, LTD.
                                           (Registrant)

                                By:        SWIFT ENERGY COMPANY
                                           Managing General Partner

Date:     August 4, 1997        By:        /s/ John R. Alden
          --------------                   --------------------------------
                                           John R. Alden
                                           Senior Vice President, Secretary
                                           and Principal Financial Officer

Date:     August 4, 1997        By:        /s/ Alton D. Heckaman, Jr.
          --------------                   --------------------------------
                                           Alton D. Heckaman, Jr.
                                           Vice President, Controller
                                           and Principal Accounting Officer