Form 10-Q
period 1997-09-30
SWIFT ENERGY OPERATING PARTNERS 1995-A LTD
filed 1997-11-12
CIK 949656

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ______________________ to ____________________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                     PAGE
ITEM 1.    Financial Statements

      Balance Sheets

          - September 30, 1997 and December 31, 1996                                   3

      Statements of Operations

          - Three month and nine month periods ended September 30, 1997 and 1996       4

      Statements of Cash Flows

          - Nine month periods ended September 30, 1997 and 1996                       5

      Notes to Financial Statements                                                    6

ITEM 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                     8

PART II.    OTHER INFORMATION                                                          9


SIGNATURES                                                                            10

                  SWIFT ENERGY OPERATING PARTNERS 1995-A, LTD.
                                 BALANCE SHEETS



                                                                                        September 30,        December 31,
                                                                                            1997                 1996
                                                                                       ---------------     ----------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      289,585       $      837,862
              Oil and gas sales receivable                                                    164,799              244,981
                                                                                       ---------------     ----------------
                   Total Current Assets                                                       454,384            1,082,843
                                                                                       ---------------     ----------------
         Oil and Gas Properties, using full cost
              accounting                                                                    3,554,544            3,221,030
         Less-Accumulated depreciation, depletion
              and amortization                                                               (923,985)            (362,402)
                                                                                       ---------------     ----------------
                                                                                            2,630,559            2,858,628
                                                                                       ---------------     ----------------
                                                                                       $    3,084,943       $    3,941,471
                                                                                       ===============     ================

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts payable and accrued liabilities                                 $       67,417       $       48,169
              Payable related to property acquisitions                                             --              204,721
                                                                                       ---------------     ----------------
                   Total Current Liabilities                                                   67,417              252,890
                                                                                       ---------------     ----------------

         Deferred Revenues                                                                      7,170                7,170

         Partners' Capital                                                                  3,010,356            3,681,411
                                                                                       ---------------     ----------------
                                                                                       $    3,084,943       $    3,941,471
                                                                                       ===============     ================



                 See accompanying notes to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1995-A, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                    Three Months Ended                    Nine Months Ended
                                                        September 30,                        September 30,
                                              ---------------------------------  -----------------------------------
                                                   1997              1996             1997               1996
                                              ---------------   ---------------  ---------------     ---------------
REVENUES:
   Oil and gas sales                          $       168,673   $       201,249  $       504,579   $         608,083
   Interest income                                      3,714            13,229           21,442              40,868
   Other income                                         1,006             2,868            3,847              11,386
                                              ---------------   ---------------  ---------------     ---------------
                                                      173,393           217,346          529,868             660,337
                                              ---------------   ---------------  ---------------     ---------------

COSTS AND EXPENSES:
   Lease Operating                                     77,771            43,398          186,720             130,308
   Production taxes                                     7,712            10,578           19,513              29,498
   Depreciation, depletion
     and amortization -
       Normal provision                                46,946            43,650          134,863             157,074
       Additional provision                                --                --          426,720                  --
   General and administrative                          14,729            17,052           57,366              62,357
                                              ---------------   ---------------  ---------------     ---------------
                                                      147,158           114,678          825,182             379,237
                                              ---------------   ---------------  ---------------     ---------------
NET INCOME (LOSS)                             $        26,235   $       102,668  $      (295,314)  $         281,100
                                              ===============   ===============  ===============     ===============



Limited Partners' net income (loss)
   per unit                                   $           .01   $           .03  $          (.08)  $             .08
                                              ===============   ===============  ===============     ===============



                 See accompanying notes to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1995-A, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Nine Months Ended
                                                                                             September 30,
                                                                               ----------------------------------------
                                                                                    1997                     1996
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $     (295,314)         $       281,100
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                         561,583                  157,074
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                             80,182                   12,395
        (Increase) decrease in other current assets                                         --                  (13,229)
        Increase (decrease) in accounts payable
          and accrued liabilities                                                       19,248                 (143,622)
                                                                               ---------------          ---------------
               Net cash provided by (used in) operating activities                     365,699                  293,718
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                               (538,235)                 (97,300)
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (375,741)                (316,572)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (548,277)                (120,154)
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       837,862                1,171,454
                                                                               ----------------         ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $      289,585          $     1,051,300
                                                                               ================         ===============
Supplemental disclosure of noncash investing and financing activities:
     Oil and gas properties acquired which were paid for
     in a subsequent period.                                                    $           --          $       208,398
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

     Oil and Gas Properties --

                  For financial reporting purposes the Partnership follows the "full-cost" method of accounting for oil and gas property costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition and development of oil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment and certain general and administrative costs directly associated with acquisition and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No general and administrative costs were capitalized during the nine months ended September 30, 1997 and 1996.

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

(4)  Related-Party Transactions -

                  Effective April 28, 1995, the Partnership entered into a Net Profits and Overriding Royalty Interest Agreement ("NP/OR Agreement") with Swift Energy Pension Partners 1995-A, Ltd. ("Pension Partnership"), an affiliated partnership managed by Swift for the purpose of acquiring nonoperating interests in producing oil and gas properties. Under the terms of the NP/OR Agreement, the Partnership will convey to the Pension Partnership a nonoperating interest in the aggregate net profits (i.e., oil and gas sales net of related operating costs) of the properties acquired equal to the Pension Partnership's proportionate share of the property acquisition costs.

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

LIQUIDITY AND CAPITAL RESOURCES

      The Partnership has expended approximately 92 percent of the Interest Holders' commitments available for property acquisitions by acquiring producing oil and gas properties.

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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1997 (current quarter) when compared to the quarter ended September 30, 1996 (corresponding quarter), and for the nine months ended September 30, 1997 (current period), when compared to the nine months ended September 30, 1996 (corresponding period).

Three Months Ended September 30, 1997 and 1996

     Oil and gas sales declined $32,575 or 16 percent in the third quarter of 1997 when compared to the corresponding quarter in 1996, primarily due to decreased gas production. A decline of 23 percent in gas production had a significant impact on partnership performance. Also, current quarter oil prices declined 20 percent or $4.02/BBL when compared to third quarter 1996 oil prices, further contributing to decreased revenues.

      Associated depreciation expense increased 8 percent or $3,296.

                  SWIFT ENERGY OPERATING PARTNERS 1995-A, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Nine Months Ended September 30, 1997 and 1996

     Oil and gas sales decreased $103,504 or 17 percent in the first nine months of 1997 over the corresponding period in 1996. A decline of 18 percent in gas production and 9 percent in oil production were major contributing factors to the decreased revenues for the period. Decreased gas prices of 4 percent or $.11/BBL further contributed to the decreased revenues.

      Associated depreciation expense declined 14 percent or $22,211.

     The Partnership recorded an additional provision in depreciation, depletion and amortization in the first nine months of 1997 for $426,720 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

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


                                       SWIFT ENERGY OPERATING
                                       PARTNERS 1995-A, LTD.
                                       (Registrant)

                            By:        SWIFT ENERGY COMPANY
                                       Managing General Partner


Date:  November 4, 1997     By:        /s/ John R. Alden
       ----------------                ----------------------------------------
                                       John R. Alden
                                       Senior Vice President, Secretary
                                       and Principal Financial Officer

Date:  November 4, 1997     By:        /s/ Alton D. Heckaman, Jr.
       ----------------                ----------------------------------------
                                       Alton D. Heckaman, Jr.
                                       Vice President, Controller
                                       and Principal Accounting Officer